Form 10-K/A
period 1998-12-31
NORWEST ASSET SEC CORP MORT PASS THR CERT SER 1998-25 TRUST
filed 1999-12-22
CIK 1073357

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-45021-28

               Norwest Asset Securities Corporation
                 Mortgage Pass-Through Certificates
                  Series  1998-25       Trust
        (Exact name of registrant as specified in its charter)



New York                            52-2133239
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-25 Trust established pursuant to a Pooling and Servicing Agreement among NORWEST ASSET SECURITIES CORPORATION (Seller) and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (Master Servicer) and FIRST UNION NATIONAL BANK (Trustee), pursuant to which the Norwest Asset Securities Corporation Mortgage Pass-Through Certificates Series 1998-25 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   BANCOKLAHOMA MTG <F1>
                     c)   BANK UNITED <F1>
                     d)   BEVERLY NATIONAL BANK <F2>
                     e)   COUNTRYWIDE FUNDING <F1>
                     f)   FARMERS STATE BANK & TRUST CO <F1>
                     g)   FT MTG COMPANIES <F1>
                     h)   HIBERNIA NATIONAL BANK <F1>
                     i)   HOMESIDE LENDING INC (FL) <F1>
                     j)   HUNTINGTON MTG CO <F1>
                     k)   MARINE MIDLAND BANK <F1>
                     l)   MERRILL LYNCH CREDIT CORP <F1>
                     m)   NATIONAL CITY MTG CO <F1>
                     n)   NORTH AMERICAN MTG <F1>
                     o)   NORWEST MTG INC <F1>
                     p)   PEOPLES BANK <F1>
                     q)   SUN TRUST MTG INC <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   BANCOKLAHOMA MTG <F1>
                     c)   BANK UNITED <F1>
                     d)   BEVERLY NATIONAL BANK <F1>
                     e)   COUNTRYWIDE FUNDING <F1>
                     f)   FARMERS STATE BANK & TRUST CO <F1>
                     g)   FT MTG COMPANIES <F1>
                     h)   HIBERNIA NATIONAL BANK <F2>
                     i)   HOMESIDE LENDING INC (FL) <F1>
                     j)   HUNTINGTON MTG CO <F1>
                     k)   MARINE MIDLAND BANK <F1>
                     l)   MERRILL LYNCH CREDIT CORP <F1>
                     m)   NATIONAL CITY MTG CO <F1>
                     n)   NORTH AMERICAN MTG <F1>
                     o)   NORWEST MTG INC <F1>
                     p)   PEOPLES BANK <F1>
                     q)   SUN TRUST MTG INC <F1>

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

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F3>

            (b) On December 8, 1998, a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.


<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.


                           SIGNATURE

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

Norwest Asset Securities Corporation
Mortgage Pass-Through Certificates
Series  1998-25 Trust

Signed:   Norwest Bank Minnesota, N.A., as Master Servicer

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 22, 1999


Exhibits

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   AMERICA FIRST CREDIT UNION <F1>
                     b)   BANCOKLAHOMA MTG <F1>
                     c)   BANK UNITED <F1>
                     d)   BEVERLY NATIONAL BANK <F2>
                     e)   COUNTRYWIDE FUNDING <F1>
                     f)   FARMERS STATE BANK & TRUST CO <F1>
                     g)   FT MTG COMPANIES <F1>
                     h)   HIBERNIA NATIONAL BANK <F2>
                     i)   HOMESIDE LENDING INC (FL) <F1>
                     j)   HUNTINGTON MTG CO <F1>
                     k)   MARINE MIDLAND BANK <F1>
                     l)   MERRILL LYNCH CREDIT CORP <F1>
                     m)   NATIONAL CITY MTG CO <F1>
                     n)   NORTH AMERICAN MTG <F1>
                     o)   NORWEST MTG INC <F1>
                     p)   PEOPLES BANK <F1>
                     q)   SUN TRUST MTG INC <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

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

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

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

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F3>

<F1>  Filed herewith.
<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.
<F3>  Previously filed.